Form 10-K
period 2023-12-31
Consumers 2023 Securitization Funding LLC
filed 2024-03-12
CIK 1991774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____
Commission file number of issuing entity: 333‑274648‑01
Central index key number of issuing entity: 0001991774
CONSUMERS 2023 SECURITIZATION FUNDING LLC
(Exact name of issuing entity as specified in its charter)
Commission file number of depositor and sponsor: 1‑5611
Central index key number of depositor and sponsor: 0000201533
CONSUMERS ENERGY COMPANY
(Exact name of depositor and sponsor as specified in its charter)

Delaware	93-3119763
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification Number of issuing entity)
One Energy Plaza, Jackson, Michigan	49201
(Address of principal executive offices of issuing entity)	(Zip Code)

Registrant’s telephone number, including area code: (517) 788-1947

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer		☐
Accelerated filer		☐
Non‑Accelerated filer		☒
Smaller reporting company		☐
Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.		☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).	Yes ☐	No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of CMS Energy Corporation’s and Consumers Energy Company’s definitive proxy statement relating to their 2024 Annual Meetings of Shareholders to be held May 3, 2024 is incorporated by reference in Item 11 of Part III of this Form 10‑K.

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10‑K:
•Item 1. Business.
•Item 1A. Risk Factors.
•Item 1C. Cybersecurity.
•Item 2. Properties.
•Item 3. Legal Proceedings.
Item 1B. Unresolved Staff Comments.
None.
Item 4. Mine Safety Disclosures.
None.
PART II
The following Items have been omitted pursuant to General Instruction J of Form 10‑K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
•Item 6. Reserved.
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Consumers 2023 Securitization Funding LLC as of March 12, 2024:

Name, Age, Position(s)	Period
Jason M. Shore (age 47)
President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2023 Securitization Funding LLC	11/2023 – Present
Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	12/2023 – Present
Executive Director of Treasury and Capital Markets of CMS Energy and Consumers	7/2023 – 12/2023
Executive Director of Treasury and Financial Strategy and Policy of CMS Energy and Consumers	6/2021 – 7/2023
Executive Director of Planning, Budget and Analysis of CMS Energy and Consumers	4/2018 – 6/2021
Rejji P. Hayes (age 49)
Executive Vice President and Manager of Consumers 2023 Securitization Funding LLC	11/2023 – Present
Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	5/2017 – Present
Shaun M. Johnson (age 45)
Senior Vice President, General Counsel, and Manager of Consumers 2023 Securitization Funding LLC	11/2023 – Present
Senior Vice President and General Counsel of CMS Energy and Consumers	5/2019 – Present
Vice President and Deputy General Counsel of CMS Energy and Consumers	4/2016 – 5/2019
Melissa M. Gleespen (age 56)
Vice President, Secretary, and Manager of Consumers 2023 Securitization Funding LLC	11/2023 – Present
Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	1/2016 – Present
Scott B. McIntosh (age 48)
Vice President and Controller of Consumers 2023 Securitization Funding LLC	11/2023 – Present
Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	9/2021 – Present
Vice President and Controller of CMS Energy and Consumers	6/2021 – 9/2021
Vice President of CMS Energy and Consumers	9/2015 – 6/2021
Albert J. Fioravanti (age 59)
Independent Manager of Consumers 2023 Securitization Funding LLC	12/2023 – Present
Managing Director of Lord Securities Corporation	12/2018 – Present
Consumers 2023 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.

Code of Ethics
Consumers has adopted a code of ethics, entitled “CMS Energy 2024 Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to all officers and employees of Consumers and its affiliates, including Consumers 2023 Securitization Funding LLC. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. The Employee Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $3,500 paid to Lord Securities Corporation, Consumers 2023 Securitization Funding LLC does not pay any compensation to its managers or executive officers.
Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2024 Annual Meetings of Shareholders to be held May 3, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10‑K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) and (a)(2)    Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10‑K as listed under Item 8 of this report.
(a)(3) and (b)    Exhibit Index

Exhibits		Description
3.1	—	Certificate of Formation of Consumers 2023 Securitization Funding LLC (Exhibit 3.1 to Form SF-1 filed September 22, 2023, and incorporated herein by reference)
3.2	—
Amended and Restated Limited Liability Company Agreement of Consumers 2023 Securitization Funding LLC dated and effective as of December 12, 2023 (Exhibit 3.2 to Form 8-K filed December 12, 2023, and incorporated herein by reference)

4.1	—
Indenture by and between Consumers 2023 Securitization Funding LLC, Issuer and The Bank of New York Mellon, Indenture Trustee and Securities Intermediary, dated as of December 12, 2023 (Exhibit 4.1 to Form 8-K filed December 12, 2023, and incorporated herein by reference)

4.2	—	Form of Senior Secured Securitization Bonds, Series 2023 (Exhibit 4.1 to Form 8-K filed December 12, 2023, and incorporated herein by reference)
10.1	—
Securitization Property Servicing Agreement by and between Consumers 2023 Securitization Funding LLC, Issuer and Consumers Energy Company, Servicer, dated as of December 12, 2023 (Exhibit 10.1 to Form 8-K-filed December 12, 2023, and incorporated herein by reference)

10.2	—
Securitization Property Purchase and Sale Agreement by and between Consumers 2023 Securitization Funding LLC, Issuer and Consumers Energy Company, Seller, dated as of December 12, 2023 (Exhibit 10.2 to Form 8-K filed December 12, 2023, and incorporated herein by reference)

10.3	—
Administration Agreement by and between Consumers 2023 Securitization Funding LLC and Consumers Energy Company, as administrator, dated as of December 12, 2023 (Exhibit 10.3 to Form 8-K filed December 12, 2023, and incorporated herein by reference)

10.4	—
Series Supplement by and between Consumers 2023 Securitization Funding LLC and The Bank of New York Mellon, Indenture Trustee, dated as of December 12, 2023 (Exhibit 4.2 to Form 8-K filed December 12, 2023, and incorporated herein by reference)

10.5	—
Intercreditor Agreement among The Bank of New York Mellon, as trustee for the securitization bonds issued by Consumers 2014 Securitization Funding LLC, Consumers 2014 Securitization Funding LLC, The Bank of New York Mellon, as indenture trustee, Consumers 2023 Securitization Funding LLC, and Consumers Energy Company, dated as of December 12, 2023 (Exhibit 10.4 to Form 8-K filed December 12, 2023, and incorporated herein by reference)

31.1	—	Rule 13a-14(d)/15d-14(d) Certification
33.1	—	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Consumers Energy Company, Servicer
33.2	—	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, Indenture Trustee

Exhibits		Description
34.1	—	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of PricewaterhouseCoopers LLP on behalf of Consumers Energy Company, Servicer
34.2	—	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, Indenture Trustee
35.1	—	Servicer Compliance Statement
(c)    Not applicable.
Item 16. Form 10-K Summary.
None.
Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
None.
Item 1119. Affiliations and Certain Relationships and Related Transactions.
Consumers 2023 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which is the depositor, sponsor, and servicer.
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10‑K.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10‑K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers 2023 Securitization Funding LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS 2023 SECURITIZATION FUNDING LLC (Issuing Entity)
By: Consumers Energy Company, as Servicer

/s/ Scott B. McIntosh
Name:	Scott B. McIntosh
Title:	Vice President, Controller, Chief Accounting Officer, and senior officer in charge of the servicing function of Consumers Energy Company, as Servicer
Date:	March 12, 2024

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No such annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.